Form 10-K405
period 1996-12-31
FIRST SIERRA RECEIVABLES II INC
filed 1998-08-19
CIK 1002934

                                    Form 10-K

                       Securities and Exchange Commission


                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to ___________________

                        FIRST SIERRA RECEIVABLES II, INC.
             (exact name of Registrant as specified in its charter)

                                   Suite 7050
                                600 Travis Street
                                Houston, TX 77002
                                  713-221-8822

Securities Registered Pursuant to Section 12(b) of the Securities and Exchange Act of 1934: none

Securities Registered Pursuant to Section 12(g) of the Securities and Exchange Act of 1934: none

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes                        No    X
    ------                    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant. None

As of December 31, 1996 there were 1,000 shares of the Registrant's Common Stock outstanding.

         The Registrants meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted thereunder.

                                     PART I

Item 1.                    Business

The Registrant is a wholly-owned subsidiary of First Sierra Financial, Inc. recently formed solely for the purpose of acquiring from First Sierra Financial, Inc. certain leases (the "Leases") and interests in equipment underlying the leases (together the "Receivables") and securitizing the Receivables through the issuance of Certificates. As a bankruptcy remote entity, the Registrant's operations are restricted so that (a) it does not engage in business with, or incur liabilities to, any other entity which may bring bankruptcy proceedings against the Registrant and (b) the risk is diminished that it will be consolidated into the bankruptcy proceedings of any other entity. The Registrant has no other assets except the Receivables and proceeds thereof.

Item 2.                    Properties

         None

Item 3.                    Legal Proceedings

         None

Item 4.                    Submission to Matters to a Vote of Security Holders

         None
                                     PART II

Item 5.                    Market for Registrants Common Equity and Related
                           Stockholder Matters
         None

Item 6.                    Selected Financial Data

         None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable

Item 8.                    Financial Statements and Supplemental Data

         Not Applicable

Item 9.                    Change in and Disagreements on Account and Financial
                           Disclosure

                                    PART III

Item 10.          Directors and Officers of the Registrant

         The following individuals comprise the board of directors and the officers of the Registrant:

Name                                                          Position
----                                                          --------
Thomas Depping                                                President
Sandy B. Ho                                                   Secretary
E. Roger Gebhart                                              Vice President
Russell Strickland                                            Director
Cheryl Strickland                                             Director

All Directors and officers hold office for the term of one year and until their successors are elected and qualified, subject to earlier termination by removal or resignation.

Item 11.               Executive Compensation

         Not Applicable

Item 12.               Security Ownership of Certain Beneficial Owners and
                       Management

         Not Applicable

Item 13.               Certain Relationships and Related Transactions

         Not Applicable

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

1. Servicer Reports for the payment periods ending June, July, August, September, October, November, December.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     First Sierra Receivables II, Inc.


                                     By:
                                        ---------------------------------
                                         Name:  E.R. Gebhart
                                         Title: Vice President


                                     Dated: December 31, 1996

Pursuant to the requirements of the Securities Exchange Act of 1938, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                     By:
                                        ---------------------------------
                                     Title:   President
                                     Name:    Thomas J. Depping
                                     Date:    December 31, 1996

                                     By:
                                        ---------------------------------
                                     Title:   Secretary
                                     Name:    Sandy B. Ho
                                     Date:    December 31, 1996

                                     By:
                                        ---------------------------------
                                     Title:   Vice President
                                     Name:    E. Roger Gebhart
                                     Date:    December 31, 1996

                                     By:
                                        ---------------------------------
                                     Title:   Director
                                     Name:    Russell Strickland
                                     Date:    December 31, 1996

                                     By:
                                        ---------------------------------
                                     Title:   Director
                                     Name:    Cheryl Strickland
                                     Date:    December 31, 1996

Supplemental Information:
         None

                                  EXHIBIT INDEX


99.1 Servicer reports for the payment periods ending in June, July, August, September, October, November, December.