Form 10-K405
period 1997-12-31
FIRST SIERRA RECEIVABLES II INC
filed 1998-08-19
CIK 1002934

                                   Form 10-K

                       Securities and Exchange Commission


                             Washington, D.C. 20549

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    -----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant. None

As of December 31, 1997 there were 1,000 shares of the Registrant's Common Stock outstanding.

         The Registrants meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted thereunder.

                                     PART I

Item 1.                    Business

The Registrant is a wholly-owned subsidiary of First Sierra Financial, Inc. recently formed solely for the purpose of acquiring from First Sierra Financial, Inc. certain leases (the "Leases") and interests in equipment underlying the leases (together the "Receivables") and securitizing the Receivables through the issuance of Certificates. As a bankruptcy remote entity, the Registrant's operations are restricted so that (a) it does not engage in business with, or incur liabilities to, any other entity which may bring bankruptcy proceedings against the Registrant and 9b) the risk is diminished that it will be consolidated into the bankruptcy proceedings of any other entity. The Registrant has no other assets except the Receivables and proceeds thereof.

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

         Not Applicable

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Servicer Reports for the payment periods ending January, February, March, April, May, June, July, August, September, October, November, December.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             First Sierra Receivables II, Inc.


                                             By: /s/ E. R. Gebhart
                                             Name: E. R. Gebhart
                                             Title:   Vice President


                                             Dated: December 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1938, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             By: /s/ Thomas J. Depping
                                                 ------------------------------
                                             Title:   President
                                             Name:    Thomas J. Depping
                                             Date:    December 31, 1997

                                             By: /s/ Sandy B. Ho
                                                 ------------------------------
                                             Title:   Secretary
                                             Name:    Sandy B. Ho
                                             Date:    December 31, 1997

                                             By: /s/ E. Roger Gebhart
                                                 ------------------------------
                                             Title: Vice President
                                             Name:    E. Roger Gebhart
                                             Date:    December 31, 1997

                                             By: /s/ Russell Strickland
                                                 ------------------------------
                                             Title:   Director
                                             Name:    Russell Strickland
                                             Date:    December 31, 1997

                                             By: /s/ Cheryl Strickland
                                                 ------------------------------
                                             Title:   Director
                                             Name:    Cheryl Strickland
                                             Date:    December 31, 1997

Supplemental Information:
         None

                                 EXHIBIT INDEX


99.1 Servicer reports for the payment periods ending in January, February, March, April, May, June, July, August, September, October, November, December.